Form 10-Q
period 2026-06-30
Research Alliance Corp IV
filed 2026-08-19
CIK 2137777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number:
001-43393

Research Alliance Corporation IV
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1935760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Fifth Avenue, 23rd Floor
New York, NY	10020
(Address of principal executive offices)	(Zip Code)
+1 (617) 778-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001 per share	RACD	The Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
As of August 19, 2026, 7,775,000 Class A ordinary shares, par value $0.0001 per share, and 1,323,529 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

RESEARCH ALLIANCE CORPORATION IV

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RESEARCH ALLIANCE CORPORATION IV
CONDENSED BALANCE SHEET
JUNE 30, 2026
(unaudited)

ASSETS
Cash	$110,752
Prepaid expenses	25,000

Total Current Assets	135,752
Deferred offering costs	395,940

Total Assets	$531,692

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$22,590
Accrued offering costs	325,115
Promissory note - Sponsor	200,000

Total Current Liabilities	547,705
Commitments and Contingencies (Note 5)
Shareholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,323,529 shares issued and outstanding	132
Additional paid-in-capital	24,868
Accumulated deficit	(41,013)

Total Shareholders’ Deficit	(16,013)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$531,692

The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION IV
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH JUNE 30, 2026
(unaudited)

General, formation and administrative expenses	$41,013

Net loss	$(41,013)

Basic and diluted net loss per ordinary share	$(0.03)

Weighted average ordinary shares outstanding, basic and diluted	1,236,263

The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION IV
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH JUNE 30, 2026
(unaudited)

			Additional		Total
	Class B Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 1, 2026 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	1,323,529	132	24,868	—	25,000
Net loss	—	—	—	(41,013)	(41,013)

Balance as of June 30, 2026	1,323,529	$132	$24,868	$(41,013)	$(16,013)

The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION IV
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH JUNE 30, 2026
(unaudited)

Cash Flows from Operating Activities:
Net loss	$(41,013)
Changes in operating liabilities:
Prepaid expenses	(25,000)
Accounts payable and accrued expenses	14,295

Net cash used in operating activities	$(51,718)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from promissory note - Sponsor	200,000
Payment of offering costs	(62,530)

Net cash provided by financing activities	162,470

Net Change in Cash	110,752
Cash – beginning of the period	—

Cash – end of the period	$110,752

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$8,295
Offering costs included in accrued offering expenses	$325,115
The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of Organization and Business Operations
Research Alliance Corporation IV (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to a Business Combination with the Company. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from April 1, 2026 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Research Alliance Holdings IV, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on July 10, 2026. On July 14, 2026, the Company consummated its Initial Public Offering of 7,500,000 shares of its Class A ordinary shares, par value $0.0001 per share (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per Public Share generating gross proceeds of $75,000,000 and incurring offering costs of $3,648,334, inclusive of $2,250,000 in deferred underwriting commissions, $750,000 of upfront underwriting discounts and $648,334 of other offering costs.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 275,000 Class A ordinary shares (the “Private Placement Shares”), generating gross proceeds of $2,750,000.
Following the closing of the Initial Public Offering, an amount equal to $75,000,000 from the net proceeds of the sale of the Shares have been deposited in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and are held in cash or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Company’s initial public offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes).
Upon the public announcement of the Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company and the Sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase the Class A ordinary shares in the open market, in order to comply with Rule
14e-5
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and the Company will not be permitted to complete the Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares the Company is permitted to redeem. If public shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete such Business Combination.
Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares issued in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of the then-outstanding Public Shares.
If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes that were paid by the Company or are payable by the Company, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its right to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company have entered into a written letter of intent, confidentially or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Sponsor has not made reserves for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Management’s Plan and Liquidity
The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On July 14, 2026, upon the consummation of the Initial Public Offering, the Company repaid the Sponsor the full amount of $200,000 loaned by the Company pursuant to the promissory note. As of June 30, 2026, the Company had cash of $110,752 and a working capital deficit of $411,953.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Up to $3,000,000 of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no Working Capital Loans to date.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. The Company has until the end of the Combination Period to complete the Business Combination.

Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of this financial statement.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (the “US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the period from April 1, 2026 (inception) through June 30, 2026 are not necessarily indicative of results to be expected for the year. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with its Initial Public Offering as filed with the SEC on July 13, 2026.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compens
ation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the periods. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $110,752 and did not have any cash equivalents as of June 30, 2026.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Marketable Securities Held in Trust Account
At June 30, 2026, prior to the closing of the Initial Public Offering, there were no assets held in the Trust Account. Subsequent to June 30, 2026, upon the closing of the Initial Public Offering on July 14, 2026, $75,000,000 was deposited in the Trust Account, to be held in cash or invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Deferred Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company will apply this guidance and allocated all offering costs to Initial Public Offering proceeds as there are no other instruments issued in the Initial Public Offering. Offering costs allocated to the Public Class A ordinary shares will be charged to temporary equity.
Net Loss Per Ordinary Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Public Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Business Combination. In accordance with FASB ASC Topic
480-10-S99,
the Company classifies shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of the shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Share-based Compensation
The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 4) by the probability of successful closing of a Business Combination. Grants of share-based payment awards issued to non-employees
for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering on July 14, 2026, the Company sold 7,500,000 Public Shares at a price of $10.00 per Public Share, generating gross proceeds of $75,000,000.
Note 4 — Related Party Transactions
Founder Shares
On April 7, 2026, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 1,014,706 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). To maintain the ownership of the Company’s initial shareholders (and their permitted transferees), on an as-converted basis, at
15% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) upon the consummation its Initial Public Offering, in June 2026, the Company effected a share capitalization for which an additional 308,823 Founder Shares were issued to the Sponsor. Following the share capitalization, in June 2026, the Sponsor transferred 30,000 Founder Shares to each of its two independent directors. As of June 30, 2026 the Sponsor now holds 1,263,529 Founder Shares. The initial shareholders will agree not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination and (B) subsequent to the Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period
commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The Founder Shares issued to the Company’s two independent directors were made in exchange for an aggregate purchase price of $1,133. The transfer of the Founder Shares to the holders of such interests are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 Founder Shares was $53 or $0.00089 per share. The Company established the initial fair value of the Founder Shares using a calculation prepared by a third party valuation team using Probability-Weighted Expected Return Method which takes into consideration the following market assumptions; (i) implied share price of $10.00, and (ii) likelihood of Business Combination of 21%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of June 30, 2026, the Company determined that the Business Combination is not considered probable and therefore no compensation expense has been recognized.
Private Placement Shares
Simultaneously with the closing of the Initial Public Offering the Sponsor purchased an aggregate of 275,000 Private Placement Shares at a price of $10.00 per Private Placement Share ($2,750,000 in the aggregate) in a private placement. Such Private Placement Shares are identical to the Public Shares, being Class A ordinary shares, sold in the Initial Public Offering. If the Company does not consummate a Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Shares have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with (i) the completion of the Business Combination and (ii) a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Public Shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. The Private Placement Shares will not be transferable or salable until 30 days after the completion of the Business Combination. Certain proceeds from the Private Placement Shares have been deposited in the Trust Account.
Promissory Note – Sponsor
On April 7, 2026, the Sponsor and the Company entered into a promissory note (the “Note”), whereby the Sponsor agreed to loan the Company up to $300,000. On June 18, 2026, the Sponsor loaned the Company an aggregate of $200,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan is non-interest bearing and
payable on the earlier of December 31, 2026 or the completion of the Initial Public Offering. On July 14, 2026, upon the completion of the Initial Public Offering, the Company repaid in full the outstanding $200,000 loaned by the Company from the Sponsor pursuant to the Note.
Consulting Agreement
On May 21, 2026, the Company entered into a consulting agreement (the “Consulting Agreement”) with van den Boom & Associates, LLC to provide (i) a resource to assist with finance department and administrative oversight and (ii) resources to assist with day-to-day
accounting functions. Services provided under the Consulting Agreement are billed at hourly rates. The Company’s Chief Financial Officer, Fran Adams, provides finance and accounting services to the Company at an hourly rate of approximately $460 per hour pursuant to the Consulting Agreement. For the period from April 1, 2026 (inception) through June 30, 2026, the Company incurred $12,075 in fees for these services, which are included in formation, general and administrative expenses on the accompanying statement of operations.

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.
Note 5 — Commitments & Contingencies
Registration Rights
The initial shareholders as the holders of the Founder Shares and Private Placement Shares, including from time to time the Private Placement Shares that may be issued upon conversion of Working Capital Loans and any Class A ordinary shares issuable upon conversion of Founder Shares, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed in connection with the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriter received an underwriting discount of $0.10 per share, or $750,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to deferred underwriting commissions of $0.30 per share, or $2,250,000 in the aggregate, which will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Risks and Uncertainties
Management continues to evaluate the impact of macroeconomic conditions, including the effects of geopolitical instability and volatility in global markets, on the Company’s industry and has concluded that while it is reasonably possible that such conditions could have a negative effect on the Company’s financial position, results of its operations, and/or its search for a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Shareholder’s Equity
Preference Shares — The Company is authorized to issue 1,000,000 preference shares at a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 1,323,529 Class B ordinary shares outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless otherwise specified in the amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds
of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, and pursuant to the amended and restated memorandum and articles of association; such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The board of directors is divided into three classes, each of which will generally serve for terms of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares entitled to vote and voted for the appointment of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. Further, prior to the closing of the Business Combination, only holders of the Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, the initial shareholders will be able to approve any such proposal without the vote of any other shareholder. The provisions of the amended and restated memorandum and articles of association governing the appointment of directors prior to the Business Combination and the Company’s continuation in a jurisdiction outside the Cayman Islands prior to the Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds
of the Company’s outstanding Class B ordinary shares.
Subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one
basis or will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 15% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares, but including any Class B ordinary shares assuming they are converted into Class A ordinary shares) upon completion of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any Private Placement Shares issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Note 7 –
Segment Information
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.
The Company’s chief operating decision maker has been identified as the Company’s chief executive officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews certain metrics, which include the following:

For the Period from April 1, 2026 (Inception) through
June 30, 2026
General, formation and administrative expenses	$41,013

Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.
Note 8 — Subsequent Events
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements are issued. Based upon this review, other than the events disclosed in Notes 1, 3 and 4, no other subsequent events occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us,” “our,” or “we” refer to Research Alliance Corporation IV. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

Overview

We are a blank check company incorporated on April 1, 2026 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our business combination using the cash from the Initial Public Offering and the sale of the private placement shares, our shares, debt or a combination of cash, equity and debt. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and activities related to the Initial Public Offering. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our business combination at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents derived from the Initial Public Offering and sale of private placement shares. Since the completion of the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the period from April 1, 2026 (inception) through June 30, 2026, we had a net loss of $41,013, which consisted entirely of formation, general and administrative expenses of $41,013. We did not generate any revenues during this period. We did not have any assets held in the Trust Account as of June 30, 2026, as the Initial Public Offering closed on July 14, 2026, which was subsequent to the balance sheet date.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of June 30, 2026, we had cash of $110,752 and a working capital deficit of $411,953. Further, we expect to incur significant costs in the pursuit of our business combination. We cannot assure you that our plans to complete our business combination will be successful.

Subsequent to the end of the quarterly period covered by this Quarterly Report on July 14, 2026, the Company consummated its initial public offering of 7,500,000 shares of its Class A ordinary shares, par value $0.0001 per share (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per Public Share generating gross proceeds of $75,000,000 and incurring offering costs of $3,648,334, inclusive of $2,250,000 in deferred underwriting commissions, $750,000 of upfront underwriting discounts and $648,334 of other offering costs.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 275,000 Class A ordinary shares (the “Private Placement Shares”), generating gross proceeds of $2,750,000.

Prior to the closing of the Initial Public Offering our liquidity needs have been satisfied through a payment of $25,000 from our sponsor to cover certain expenses in exchange for the issuance of the founder shares and a commitment from our sponsor to loan up to $300,000 to us to cover our expenses in connection with the Initial Public Offering.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals and deferred underwriting commissions), to complete our business combination.

We will have available to us the $1,200,000 of proceeds held outside the trust account, funds from permitted withdrawals as well as certain funds from loans from our sponsor, members of our management team or any of their affiliates. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to the completion of our business combination, other than funds available from loans from our sponsor, members of our management team or any of their affiliates. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the completion of our business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, our sponsor, affiliates of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2026, we do not have any long-term debt, capital or operating lease obligations or long-term liabilities.

The underwriter is entitled to a deferred fee of $0.30 per share, or $2,250,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

The Class B ordinary shares of the Company initially issued to the Sponsor (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, collectively, the “Ordinary Shares”), the Class A Ordinary Shares included in the Private Placement Shares, and any Class A Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

In preparing these unaudited financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any other recently issued accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus of our Initial Public Offering (File
No. 333-296609).
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
On July 14, 2026, the Company consummated the Initial Public Offering of 7,500,000 Class A ordinary shares (the “Public Shares”). The Public Shares were sold at an offering price of $10.00 per Public Share, generating gross proceeds of $75,000,000 (before underwriting discounts and commission and offering expenses). The securities sold in the Initial Public Offering were sold pursuant to a registration statement on Form
S-1
(File
No.:333-296609).
The registration statement became effective on July 10, 2026.
On July 14, 2026, substantially concurrently with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 275,000 Private Placement Shares with the Sponsor at a price of $10.00 per Private Placement Share, generating total proceeds of $2,750,000. The Private Placement Shares are identical to the Public Shares, being Class A ordinary shares, sold in the Initial Public Offering except with respect to certain registration rights and transfer restrictions. Additionally, the holders of the Private Placement Shares have agreed to certain restrictions on the Private Placement Shares, as described in the Registration Statement. Such holders agreed not to transfer, assign or sell any of the Private Placement Shares (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s business combination. The holders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Shares.
The Private Placement Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description of Exhibit

1.1	Underwriting Agreement, dated July 10, 2026, between the Company and Leerink Partners LLC.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(1)

10.1	Investment Management Trust Agreement, dated July 10, 2026, between Continental Stock Transfer & Trust Company and the Company.(1)

10.2	Registration and Shareholder Rights Agreement, dated July 10, 2026, by and among the Company, the Sponsor and the other parties thereto.(1)

10.3	Private Placement Shares Purchase Agreement, dated July 10, 2026, between the Company and the Sponsor. (1)

10.4	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company.(1)

10.5	Indemnification Agreement, dated July 10, 2026, between the Company and the Sponsor.(1)

10.6	Letter Agreement, dated July 10, 2026, by and among the Company, the Sponsor, and each director and executive officer of the Company. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline Interactive Data File – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith and not deemed to be “filed” under the Securities Exchange Act of 1934, as amended.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 14, 2026, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 19, 2026

RESEARCH ALLIANCE CORPORATION IV

By:	/s/ Fran Adams
Fran Adams
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)