Form 10-Q
period 2026-09-30
Research Alliance Corp IV
filed 2026-11-13
CIK 2137777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
of the Exchange Act). Yes ☒ No ☐
As of November 10, 2026, 7,775,000 Class A ordinary shares, par value $0.0001 per share, and 1,323,529 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

RESEARCH ALLIANCE CORPORATION IV

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2026

Part I.	Financial Information	2
Item 1.	Financial Statements (Unaudited)	2
	Condensed Unaudited Balance Sheet as of September 30, 2026	2
	Condensed Unaudited Statement of Operations for the Three Months Ended September 30, 2026 and for the Period from April 1, 2026 (Inception) through September 30, 2026	3
	Condensed Unaudited Statement of Changes in Shareholders’ Deficit for the Period from April 1, 2026 (Inception) through September 30, 2026 and the Three Months Ended September 30, 2026	4
	Condensed Unaudited Statement of Cash Flows for the Period from April 1, 2026 (Inception) through September 30, 2026	5
	Notes to Condensed Unaudited Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
Part II	Other Information	20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
Signatures

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RESEARCH ALLIANCE CORPORATION IV
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2026
(unaudited)

ASSETS
Cash	$935,432
Prepaid expenses	188,414

Total Current Assets	1,123,846
Long-term prepaid expenses	75,046
Marketable securities held in Trust Account	75,534,815

Total Assets	$76,733,707

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,668
Accrued expenses	17,344

Total Current Liabilities	19,012
Deferred underwriting fee payable	2,250,000

Total Liabilities	2,269,012

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 7,500,000 shares at a redemption value of $10.07 per share	75,534,815
Shareholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 275,000 shares issued and outstanding, excluding 7,500,000 shares subject to possible redemption	28
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,323,529 shares issued and outstanding	132
Additional paid-in-capital	—
Accumulated deficit	(1,070,280)

Total Shareholders’ Deficit	(1,070,120)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$76,733,707

The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION IV
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026
(unaudited)

	Three Months Ended September 30, 2026	Period From April 1, 2026 (Inception) to September 30, 2026
General, formation and administrative expenses	$155,773	$196,786

Loss from operations	$(155,773)	$(196,786)
Other income:
Interest earned on marketable securities held in Trust Account	534,815	534,815

Total other income	534,815	534,815

Net income	$379,042	$338,029

Basic and diluted net income per Class A ordinary shares subject to redemption	$0.05	$0.07

Weighted average Class A ordinary shares subject to redemption outstanding, basic and diluted	6,440,217	3,237,705

Basic and diluted net income per Class A and B ordinary share non-redeemable	$0.05	$0.07

Weighted average Class A and B ordinary shares non-redeemable outstanding, basic and diluted	1,559,670	1,398,850

The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION IV
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2026
(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of April 1, 2026 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	1,323,529	132	24,868	—	25,000
Net loss	—	—	—	—	—	(41,013)	(41,013)

Balance as of June 30, 2026	—	$—	1,323,529	$132	$24,868	$(41,013)	$(16,013)
Sale of Private Placement shares upon IPO	275,000	28	—	—	2,749,972	—	2,750,000
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(2,774,840)	(1,408,309)	(4,183,149)
Net income	—	—	—	—	—	379,042	379,042

Balance as of September 30, 2026	275,000	$28	1,323,529	$132	$—	$(1,070,280)	$(1,070,120)

The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION IV
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 1, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026
(unaudited)

Cash Flows from Operating Activities:
Net income	$338,029
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(534,815)
Changes in operating assets and liabilities:
Prepaid expenses	(263,460)
Accounts payable and accrued expenses	19,012

Net cash used in operating activities	$(441,234)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(75,000,000)

Net cash used in investing activities	$(75,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from Promissory Note - Sponsor	200,000
Repayment of Promissory Note - Sponsor	(200,000)
Proceeds received from Initial Public Offering of Public Shares	75,000,000
Proceeds from the sale of Private Placement Shares	2,750,000
Payment of offering costs	(1,398,334)

Net cash provided by financing activities	$76,376,666

Net Change in Cash	935,432
Cash – beginning of the period	—

Cash – end of the period	$935,432

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$2,250,000
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	$4,183,149
The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
Note 1 - Description of Organization and Business Operations
Research Alliance Corporation IV (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). In the ordinary course of its search for a Business Combination target, the Company continually evaluates potential Business Combination opportunities and may from time to time engage in discussions with potential targets or their representatives; however, as of the date of this report, the Company has not identified or selected a specific Business Combination target. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from April 1, 2026 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
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
Management’s Plan and Liquidity
The Company’s liquidity needs had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On July 14, 2026, upon the consummation of the Initial Public Offering, the Company repaid the Sponsor the full amount of $200,000 loaned to the Company pursuant to the promissory note. As of September 30, 2026, the Company had cash of $935,432 and working capital of $1,104,834.
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
The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (the “US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three months ended September 30, 2026 and for the period from April 1, 2026 (Inception) through September 30, 2026 are not necessarily indicative of results to be expected for the year. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with its Initial Public Offering as filed with the SEC on July 13, 2026.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the periods. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $935,432 and did not have any cash equivalents as of September 30, 2026.

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
Marketable Securities Held in Trust Account
Upon the closing of the Initial Public Offering on July 14, 2026, $75,000,000 was deposited in the Trust Account, to be held in cash or invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2026, the investments held in the Trust Account amounting to $75,534,815 were all held in U.S. government treasuries.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Offering Costs
The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consisted principally of professional and registration fees that were related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance and allocated all offering costs to Initial Public Offering proceeds as there were no other instruments issued in the Initial Public Offering. Offering costs allocated to the Public Class A ordinary shares were charged to temporary equity.
Net Income Per Ordinary Share
Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. At September 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2026		Period From April 1, 2026 (Inception) to September 30, 2026
	Class A Subject to Redemption	Class A and B Non-Redeemable	Class A Subject to Redemption	Class A and B Non-Redeemable
Basic net income per ordinary share:
Numerator:
Allocation of net income	$305,143	$73,899	$236,046	$101,983

Denominator:
Weighted-average ordinary shares outstanding	6,440,217	1,559,670	3,237,705	1,398,850

Basic net income per ordinary share	$0.05	$0.05	$0.07	$0.07

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Public Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of the shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Public Shares are shares subject to possible redemption and are presented at their redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Public Shares, being Class A ordinary shares, subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$75,000,000
Public Shares issuance costs	(3,648,334)
Remeasurement of carrying value to redemption value	4,183,149

Class A ordinary shares subject to possible redemption, September 30, 2026	$75,534,815

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
Note 4 — Related Party Transactions
Founder Shares
On April 7, 2026, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 1,014,706 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). To maintain the ownership of the Company’s initial shareholders (and their permitted transferees), on an as-converted basis, at 15% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) upon the consummation of its Initial Public Offering, in June 2026, the Company effected a share capitalization for which an additional 308,823 Founder Shares were issued to the Sponsor. Following the share capitalization, in June 2026, the Sponsor transferred 30,000 Founder Shares to each of its two independent directors. As of September 30, 2026, the Sponsor now holds 1,263,529 Founder Shares. The initial shareholders will agree not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination and (B) subsequent to the Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
The Founder Shares issued to the Company’s two independent directors were made in exchange for an aggregate purchase price of $1,133. The transfer of the Founder Shares to the holders of such interests are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 Founder Shares was $53 or $0.00089 per share. The Company established the initial fair value of the Founder Shares using a calculation prepared by a third party valuation team using Probability-Weighted Expected Return Method which takes into consideration the following market assumptions; (i) implied share price of $10.00, and (ii) likelihood of Business Combination of 21%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of September 30, 2026, the Company determined that the Business Combination is not considered probable and therefore no compensation expense has been recognized.

Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 275,000 Private Placement Shares at a price of $10.00 per Private Placement Share ($2,750,000 in the aggregate) in a private placement. Such Private Placement Shares are identical to the Public Shares, being Class A ordinary shares, sold in the Initial Public Offering. If the Company does not consummate a Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Shares have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with (i) the completion of the Business Combination and (ii) a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Public Shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. The Private Placement Shares will not be transferable or salable until 30 days after the completion of the Business Combination. Certain proceeds from the Private Placement Shares have been deposited in the Trust Account.
Promissory Note – Sponsor
On April 7, 2026, the Sponsor and the Company entered into a promissory note (the “Note”), whereby the Sponsor agreed to loan the Company up to $300,000. On June 18, 2026, the Sponsor loaned the Company an aggregate of $200,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan is non-interest bearing and
payable on the earlier of December 31, 2026 or the completion of the Initial Public Offering. On July 14, 2026, upon the completion of the Initial Public Offering, the Company repaid in full the outstanding $200,000 borrowed by the Company from the Sponsor pursuant to the Note and as of September 30, 2026, no amount was outstanding.
Consulting Agreement
On May 21, 2026, the Company entered into a consulting agreement (the “Consulting Agreement”) with van den Boom & Associates, LLC to provide (i) a resource to assist with finance department and administrative oversight and (ii) resources to assist with day-to-day
accounting functions. Services provided under the Consulting Agreement are billed at hourly rates. The Company’s Chief Financial Officer, Fran Adams, provides finance and accounting services to the Company at an hourly rate of approximately $460 per hour pursuant to the Consulting Agreement. For the period from April 1, 2026 (inception) through September 30, 2026, the Company incurred $41,909 in fees for these services, which are included in formation, general and administrative expenses on the accompanying statement of operations.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

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
Note 6 — Shareholders’ Equity
Preference Shares — The Company is authorized to issue 1,000,000 preference shares at a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were 7,775,000 Class A ordinary shares issued and outstanding.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were 1,323,529 Class B ordinary shares outstanding.
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
Note 7 – Segment Information
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.
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

	Three Months Ended September 30, 2026	Period From April 1, 2026 (Inception) to September 30, 2026
General, formation and administrative expenses	$155,773	$196,786
Interest earned on marketable securities held in Trust Account	$534,815	$534,815

September 30, 2026
Cash	$935,432
Marketable securities held in Trust Account	$75,534,815

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
Note 8 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Asset:	Maturity Date:	Level	September 30, 2026
Marketable securities held in Trust Account - U.S. Treasury Securities	January 7, 2027	1	$75,534,815
Note 9 — Subsequent Events
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements are issued. Based upon this review, no subsequent events occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and activities related to the Initial Public Offering. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our business combination at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents derived from the Initial Public Offering and sale of private placement shares. Since the completion of the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially as a result of being a public company.

For the three months ended September 30, 2026 and the period from April 1, 2026 (inception) through September 30, 2026, we had net income of $379,042 and $338,029, respectively, which consisted of formation, general and administrative expenses and interest income. We generated $534,815 of interest income for the three months ended September 30, 2026 and for the period from April 1, 2026 (inception) through September 30, 2026. We had $75,534,815 assets held in the Trust Account as of September 30, 2026.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, as of September 30, 2026, we had cash of $935,432 and working capital of $1,104,834. Further, we expect to incur significant costs in the pursuit of our business combination. We cannot assure you that our plans to complete our business combination will be successful. On July 14, 2026, the Company consummated its initial public offering of 7,500,000 shares of its Class A ordinary shares, par value $0.0001 per share (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per Public Share generating gross proceeds of $75,000,000 and incurring offering costs of $3,648,334, inclusive of $2,250,000 in deferred underwriting commissions, $750,000 of upfront underwriting discounts and $648,334 of other offering costs.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 275,000 Class A ordinary shares (the “Private Placement Shares”), generating gross proceeds of $2,750,000.

Prior to the closing of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $25,000 from our sponsor to cover certain expenses in exchange for the issuance of the founder shares and a commitment from our sponsor to loan up to $300,000 to us to cover our expenses in connection with the Initial Public Offering.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals and deferred underwriting commissions), to complete our business combination.

We will have available to us proceeds held outside the Trust Account, funds from permitted withdrawals as well as certain funds from loans from our sponsor, members of our management team or any of their affiliates. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to the completion of our business combination, other than funds available from loans from our sponsor, members of our management team or any of their affiliates. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the completion of our business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, our sponsor, affiliates of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2026, we do not have any long-term debt, capital or operating lease obligations or long-term liabilities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

No.	Description of Exhibit

1.1	Underwriting Agreement, dated July 10, 2026, between the Company and Leerink Partners LLC.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(1)

10.1	Investment Management Trust Agreement, dated July 10, 2026, between Continental Stock Transfer & Trust Company and the Company.(1)

10.2	Registration and Shareholder Rights Agreement, dated July 10, 2026, by and among the Company, the Sponsor and the other parties thereto.(1)

10.3	Private Placement Shares Purchase Agreement, dated July 10, 2026, between the Company and the Sponsor.

10.4	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company.(1)

10.5	Indemnification Agreement, dated July 10, 2026, between the Company and the Sponsor.(1)

10.6	Letter Agreement, dated July 10, 2026, by and among the Company, the Sponsor, and each director and executive officer of the Company. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith and not deemed to be “filed” under the Securities Exchange Act of 1934, as amended.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 14, 2026, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 13, 2026

RESEARCH ALLIANCE CORPORATION IV

By:	/s/ Fran Adams
Fran Adams
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)